Form 10QSB
period 2005-03-31
MUSTANG RESOURCES INC.
filed 2005-05-16
CIK 1281842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
for the transition period from to

Commission file number 0-51135

MUSTANG RESOURCES INC.

(Exact name of small business as specified in its charter)

Nevada	76-0747679

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

1574 Gulf Rd. #1505, Point Roberts, WA, 98281

(Address of principal executive offices)

604-261-6100

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,920,002 shares of common stock, $0.001 par value, as of May 12, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Table of Contents
		Page

PART I

PART II

Item 6.	Exhibits and Reports on Form 8-K	3

SIGNATURES

	Signatures	3

PART I

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, and claims exemption thereunder from the requirement to file Part I.

PART II

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (B) The Company did not file any reports on Form 8-K during the three month period ended March 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG RESOURCES INC.

/s/ Terry G. Cook

Terry G. Cook
President

Date: May 12, 2005