Form 10QSB
period 2005-06-30
MUSTANG RESOURCES INC.
filed 2005-08-12
CIK 1281842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
2,018,002 shares of common stock, $0.001 par value, as of August 11, 2005

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

 (B) The Company filed the following report on Form 8-K during the three month period ended June 30, 2005.

On July 29, 2004, the Company filed a Form 8-K to to advise that the On July 20, 2005, we completed an offering, pursuant to Regulation S of the Securities Act, of 98,000 shares of our common stock to a total of 42 purchasers at a price of $0.10 per share.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG RESOURCES INC.

/s/ Terry G. Cook

Terry G. Cook
President

Date: August 11, 2005