Form 10QSB
period 2005-09-30
MUSTANG RESOURCES INC.
filed 2005-11-14
CIK 1281842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).
Yes ☐ No ☒

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
2,018,002 shares of common stock, $0.001 par value, as of November 10, 2005

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

(B) The Company filed the following report on Form 8-K during the three month period ended September 30, 2005.

On July 29, 2004, the Company filed a Form 8-K to report that on July 20, 2005, we completed an offering, pursuant to Regulation S of the Securities Act, of 98,000 shares of our common stock to a total of 42 purchasers at a price of $0.10 per share.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Subsequent to September 30, 2005, the Company filed a Form 8-K on October 11, 2005, to report that on October 8, 2005 the Company entered into an agreement with Corvair Resources Inc., a Nevada mining company holding mineral claims in British Columbia, Canada, recognizing each party's core mineral claim area and defining exclusive mineral claim registration areas and joint first refusal rights.  Corvair Resources Inc. is controlled by Terry G. Cook, and Mr. Cook holds the offices of President, Chief Executive Officer, Chief Financial Officer and Secretary with both Mustang and Corvair.  Mr. Cook is also a Director of Mustang and a Director of Corvair.  To address possible conflicts of interest regarding mineral claims that either Mustang or Corvair currently hold or acquire in the future, both Mustang and Corvair voluntarily entered into this Agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSTANG RESOURCES INC.

/s/ Terry G. Cook

Terry G. Cook
President

Date: November 10, 2005